Form 10-Q
period 1997-09-30
CRYSTAL PARK HOTEL & CASINO DEVELOPMENT CO LLP
filed 1997-11-14
CIK 1044948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                     Commission file number:_______________


             CRYSTAL PARK HOTEL AND CASINO DEVELOPMENT COMPANY, LLC (Exact Name of Registrant as Specified in Its Charter)



                    California                   95-4595453
         (State or Other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)          Identification No.)


             1050 South Prairie Avenue Inglewood, California 90301
             (Address of Principal Executive Offices)   (Zip Code)

                               (310) 419 - 1500
             (Registrant's Telephone Number, Including Area Code)



The Registrant believes that it meets the conditions set forth in General Instruction H(1)(A) and (B) of Form 10-Q, and therefore is filing this form with the reduced disclosure format. The Registrant is not currently subject to the reporting requirements of the Securities Exchange Act of 1934, but is filing this report voluntarily pursuant to the terms of an Indenture dated August 1, 1997.



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [  ]     No [ X ]

             Crystal Park Hotel and Casino Development Company, LLC

                               Table of Contents



                                     Part I

Item 1.        Financial Information
                 Balance Sheets as of September 30, 1997, and
                  December 31, 1996................................   1
                 Statements of Operations for the three and nine
                  months ended
                   September 30, 1997..............................   2
                 Statements of Cash Flows for the nine months ended
                   September 30, 1997, and inception to December
                    31, 1996.......................................   3
                 Notes to Financial Statements.....................   4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                 General...........................................   5
                 Results of Operations.............................   6
                 Liquidity and Capital Resources...................   6

                                    Part II
Item 6.a       Exhibits............................................   6

               Signatures..........................................   7

            Crystal Park Hotel and Casino Development Company, LLC
                                Balance Sheets

                                                                 September 30,  December 31,
                                                                    1997           1996
                                                                 ------------   ------------
                                                                 (unaudited)
                      Assets
Real estate and leasehold interests held for investment:
    Land and land lease                                          $ 2,663,000     $2,663,000
    Buildings                                                      1,404,000      1,404,000
    Leasehold interests and improvements                          19,929,000     19,457,000
    Less accumulated depreciation and amortization                (1,380,000)      (271,000)
                                                                 -----------    -----------
                                                                  22,616,000     23,253,000
                                                                 -----------    -----------

Cash and cash equivalents                                          1,555,000        200,000
Rent and other receivables                                           361,000        229,000
Organization costs, net                                              384,000        452,000
Other assets, net                                                  5,080,000      5,210,000
                                                                 -----------    -----------
                                                                 $29,996,000    $29,344,000
                                                                 ===========    ===========

--------------------------------------------------------------------------------------------

         Liabilities and Members' Equity
Accounts payable                                                     $40,000         $1,000
Security deposit                                                     200,000        200,000
                                                                 -----------    -----------
      Total liabilities                                              240,000        201,000

Members' equity:
    HP/Compton, Inc.                                              26,723,000     26,128,000
    Redwood Gaming, LLC                                            2,022,000      2,010,000
    First Park Investments, LLC                                    1,011,000      1,005,000
                                                                 -----------    -----------
      Total members' equity                                       29,756,000     29,143,000
                                                                 -----------    -----------
                                                                 $29,996,000    $29,344,000
                                                                 ===========    ===========

-------
See accompanying notes to financial statements.

            Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Operations

                                                                               For the three       For the nine
                                                                               months ended        months ended
                                                                               September 30,       September 30,
                                                                                   1997                1997
                                                                               ------------        ------------
                                                                                          (unaudited)
Lease rental/occupancy revenue                                                    $702,000          $2,202,000

Expenses:
  Administrative                                                                    25,000              66,000
  Amortization of organization costs and other assets                               78,000             214,000
  Depreciation and amortization of real estate and leasehold interests             443,000           1,109,000
                                                                                  --------          ----------
                                                                                   546,000           1,389,000
                                                                                  --------          ----------
Net income                                                                        $156,000            $813,000
                                                                                  ========          ==========

-------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

             Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Cash Flows


                                                                                  For the nine
                                                                                  months ended         Inception to
                                                                                  September 30,        December 31,
                                                                                      1997                1996 (a)
                                                                                  ------------         -----------
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  813,000            $   125,000
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                   1,323,000                319,000
   Increase in rent and other receivables                                           (132,000)              (229,000)
   Increase in organization costs and other assets                                   (16,000)              (216,000)
   Increase in accounts payable                                                       39,000                  1,000
   Increase in security deposit                                                            0                200,000
                                                                                  ----------            -----------
     Net cash provided by operating activities                                     2,027,000                200,000
                                                                                  ----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                             0
  Additions to leasehold interests and improvements                                  (57,000)                     0
                                                                                  ----------            -----------
     Net cash used in investing activities                                           (57,000)                     0
                                                                                  ----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to majority member                                                       (552,000)                     0
  Payments to minority members                                                       (63,000)                     0
                                                                                  ----------            -----------
     Net cash used for financing activities                                         (615,000)                     0
                                                                                  ----------            -----------
   Increase in cash and cash equivalents                                           1,355,000                200,000
   Cash and cash equivalents at the beginning of the period                          200,000                      0
                                                                                  ----------            -----------
   Cash and cash equivalents at the end of the period                             $1,555,000            $   200,000
                                                                                  ==========            ===========


Supplemental disclosure of non-cash transactions:
   Contribution of real estate and improvements by majority member                $  415,000            $20,776,000
                                                                                  ==========            ===========
   Contribution of other assets by majority member                                        --            $ 5,242,000
                                                                                  ==========            ===========
   Contribution by minority members                                                       --            $ 3,000,000
                                                                                  ==========            ===========

--------
See accompanying notes to financial statements.
(a) Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

             Crystal Park Hotel and Casino Development Company, LLC
                         Notes to Financial Statements


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Quarterly Report on Form 10-Q is unaudited, and in the opinion of management reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results for the interim period.

GENERAL Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC") was formed on July 18, 1996, by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiary HP/Compton, Inc. ("HP/Compton"), Redwood Gaming, LLC ("Redwood") and First Park Investments, LLC ("First Park") for the purpose of constructing, owning and leasing the Crystal Park Hotel and Casino (the "Crystal Park Casino"). HP/Compton, Redwood and First Park have an 89.8%, 6.8% and 3.4% membership interest, respectively, in Crystal Park LLC.

Under California law, a publicly traded company, such as Hollywood Park, cannot operate a card club casino (other than on the same premises as a race track); therefore, Crystal Park LLC executed a 60 month lease, which was amended twice (the "Lease"), with Compton Entertainment, Inc. ("CEI") (an unaffiliated third party operator) for the Crystal Park Casino. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ESTIMATES Financial statements prepared according to generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of real estate and leasehold interests held for investment. These estimates are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by management.

ORGANIZATION COSTS Organization costs were capitalized and are being amortized on a straight-line basis over the initial five year term of the Lease.

NOTE 2 -- REAL ESTATE AND LEASEHOLD INTERESTS HELD FOR INVESTMENT

On August 2, 1995, Hollywood Park paid approximately $2,006,000 to the City of Compton to purchase the convention center and surrounding parking at the Crystal Park site, and entered into a 50 year lease with the City of Compton for the hotel, additional parking and expansion parcels at the Crystal Park site. The cost of the initial improvements to the Crystal Park Casino are credited against the annual base rent due from Crystal Park LLC to the City of Compton. The annual lease rent payments start at $600,000 and increase every fifth year until year 46, when they stabilize at $2,850,000. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014. Crystal Park LLC has the option to either (i) purchase all of the leasehold parcels at an amount based on a formula defined in the lease agreement, or (ii) purchase only the hotel and parking leasehold parcels at a fixed price. Management expects that in the normal course of business, and after the rent credits are fully utilized, it is probable that it will exercise the option to purchase the hotel and parking leasehold parcels only. If the option is exercised after the rent credits are fully utilized, the future minimum lease payments for the remaining lease term total approximately $3,350,000. The present value of the future minimum lease payments, after a reduction of $2,700,000 for imputed interest based on Crystal Park LLC's incremental borrowing rate, approximates $650,000. The rent payment credits were considered in determining the future minimum lease payments.

NOTE 3 -- OTHER ASSETS

Other assets consist of payments made by Hollywood Park (and subsequently contributed by Hollywood Park to Crystal Park LLC) to CEI as required under the Amended and Restated Agreement Respecting Pyramid Casino (subsequently changed to Crystal Park Hotel and Casino). Payments totaling approximately $5,000,000 were made to CEI to acquire its real property rights to the Crystal Park site, the initial construction plans, and rights to the gaming license that CEI held with the City of Compton.

These payments made to CEI have been capitalized and are being amortized on a straight-line basis over their estimated useful lives of 40 years.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Crystal Park Hotel and Casino Development Company, LLC. This Quarterly Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned by the issuers of the Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Crystal Park LLC's management, including and without limitation the failure of Crystal Park LLC to find a suitable operator/lessee and execute a lease with such operator/lessee, the failure of the new operator/lessee to obtain and retain all required gaming approvals, and the failure of the operator/lessee to generate sufficient cash flow to meet the rent requirements of the lease. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect Crystal Park LLC's financial results, please review Hollywood Park's filings with the Securities and Exchange Commission, including Hollywood Park's 1996 Annual Report on Form 10-K, and other filings including Hollywood Park's Statement on Form S-4 filed October 30, 1997.

GENERAL On October 11, 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. Crystal Park LLC believes that CEI is attempting to have its California conditional gaming registration and city gaming license reinstated.

On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In addition to the judgment for possession and for damages of approximately $150,000, Crystal Park LLC has a claim against CEI for additional damages relating to subsequent unpaid rent and additional unpaid amounts.

Crystal Park LLC is presently negotiating a new lease with California Casino Management, Inc. ("CCM"), a California corporation, owned by Mr. Leo Chu, which would take effect in the event that CEI is unable to continue as operator/lessee of the Crystal Park Casino. Mr. Chu presently has a gaming registration application pending with the California Attorney General to operate the Crystal Park Casino, and will also require a gaming license from the City of Compton. Mr. Chu currently holds a California gaming registration to operate a small card club in Northern California. It is anticipated that CCM would assume operations of the Crystal Park Casino no later than January 1, 1998; however, there can be no assurance that CCM will receive the necessary gaming approvals to operate the Crystal Park Casino or that Crystal Park LLC will be able to locate an alternate operator/lessee who will be granted the required gaming approvals.

In the event that CCM assumes operations of the Crystal Park Casino, HP/Compton may purchase First Park's 3.4% membership interest in Crystal Park LLC in order to provide Mr. Chu with additional working capital with which to operate the Crystal Park Casino. The purchase price is expected to be the initial amount invested by First Park in Crystal Park LLC, $1,000,000; however, there can be no assurance that the parties would be able to agree upon the price and other terms of such a purchase.

                             Results of Operations

                 Three and nine months ended September 30, 1997
                 ----------------------------------------------

Crystal Park opened for business on October 25, 1996; therefore, there are no results of operations of Crystal Park LLC for the three and nine months ended September 30, 1996. Rent due, from CEI, under the Lease was fixed at $200,000 per month for the period January 1997 through April 1997, and increased to $350,000 as of May 1997. Crystal Park LLC recorded lease rental/occupancy revenues through August 31, 1997, only, no revenues were recorded for the month of September 1997, though Crystal Park LLC does have a $200,000 prepaid rent deposit from CEI, which was received on October 25, 1996. As of September 30, 1997, CEI owed Crystal Park LLC, $600,000, of which $200,000 was covered by the CEI rent deposit, and of which $350,000 was fully reserved with a valuation allowance and, therefore, was not reflected as revenue in the operating results for the periods ended September 30, 1997. Administrative expenses were primarily related to legal and audit fees.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,355,000 during the nine months ended September 30, 1997, due to cash rent payments received from CEI. Payments were made for additional gaming assets and to the members of Crystal Park LLC as required under the Operating Agreement for Crystal Park Hotel and Casino Development Company, LLC. The management of Crystal Park LLC believes that cash and cash equivalents as of September 30, 1997, will be sufficient to meet Crystal Park LLC's anticipated cash requirements for the foreseeable future, and in any event, for at least the next twelve months.

                                    PART II
                               Other Information

ITEM 6.A EXHIBITS
-----------------

   Exhibit
    Number                                               Description of Exhibit
--------------                                           ----------------------
      3.1             Articles of Organization of Crystal Park Hotel and Casino Development Company, LLC are
                      hereby incorporated by reference to Exhibit 3.11 to Hollywood Park, Inc.'s Amendment No. 1
                      to Registration Statement on Form S-4 dated October 30, 1997.
      3.2             Operating Agreement of Crystal Park Hotel and Casino Development Company, LLC is hereby incorporated by reference to Exhibit 3.12 to Hollywood Park, Inc.'s Amendment No. 1 to
                      Registration Statement on Form S-4 dated October 30, 1997.
     10.1             Agreement, by and between Crystal Park Hotel and Casino Development Company, LLC and
                      Compton Entertainment, Inc., dated September 12, 1997, is hereby incorporated by reference to Exhibit 10.39 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
     27.1             Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CRYSTAL PARK HOTEL AND CASINO DEVELOPMENT COMPANY, LLC
                    (Registrant)

By:  HP/Compton, Inc.,
a California corporation
Its:  Manager


By:    /s/ G. Michael Finnigan                         November 13, 1997
   ---------------------------
           G. Michael Finnigan
           Vice President and
           Chief Financial Officer