Form 10-K405
period 1997-12-31
CRYSTAL PARK HOTEL & CASINO DEVELOPMENT CO LLP
filed 1998-03-30
CIK 1044948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K


 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 1997

                      Commission file number: 333-34471-10


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

 Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
 Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None



The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K, and therefore is filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [  ]     No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

             CRYSTAL PARK HOTEL AND CASINO DEVELOPMENT COMPANY, LLC

                               Table of Contents


                                     Part I
Item 1.      Description of Business............................................   1
              General...........................................................   1
              Government Regulation.............................................   1
              Competition.......................................................   2
              Federal Income Tax Matters........................................   2
              Employees.........................................................   2
              Other.............................................................   2

Item 2.      Properties.........................................................   2

Item 3.      Legal Proceedings..................................................   2

                                    Part II

Item 5.      Market for the Registrant's Common Equity and
               Related Stock Matters............................................   3

Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................   3
                 Results of Operations..........................................   3
                 Liquidity and Capital Resources................................   4

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.........   4

Item 8.      Financial Statements...............................................   4

Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...........................   4

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   4
          Signatures............................................................   6

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC") was formed in July 1996, to renovate and lease (to an unaffiliated third party) a California card club casino and hotel (the "Crystal Park Casino"). The Crystal Park Casino initially opened under a lease to an unaffiliated third party on October 25, 1996. As of December 31, 1997, Crystal Park LLC was 89.8% owned by HP/Compton, Inc. ("HP/Compton"), and 10.2% owned by HP Casino, Inc. ("HP Casino") (both wholly owned subsidiaries of Hollywood Park, Inc.). On December 4, 1997, HP Casino purchased 3.4% of Crystal Park LLC from First Park Investments, LLC ("First Park") for $1,000,000 (the amount initially invested by First Park), and as of December 31, 1997, HP Casino purchased Redwood Gaming, LLC's ("Redwood") 6.8% membership in Crystal Park LLC for $2,000,000 (the amount initially invested by Redwood), payable on February 27, 1998.

Current California law does not allow publicly traded companies, such as Hollywood Park, Inc., to operate a card club, other than on the same premises as a race track. Therefore, Crystal Park LLC leases the facility to CCM under a 48 month, triple net lease executed on December 19, 1997. Rent under the lease is fixed at $100,000 for the first six months, $350,000 for months 7 though 18, and $550,000 for months 19 through 48. Crystal Park LLC does not participate in any gaming or hotel revenues from the Crystal Park Casino. As of this filing, CCM was current on rent payments. Under the new lease with CCM, if California law is changed to allow Hollywood Park, Inc. to operate the Crystal Park Casino, Crystal Park LLC will operate the property in a partnership with CCM, with Crystal Park LLC owning 90% of the business.

Previously, the Crystal Park Casino was under lease to Compton Entertainment, Inc. ("CEI"). On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In October 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. CEI closed the Crystal Park Casino on October 11, 1997.

CCM reopened the Crystal Park Casino on December 26, 1997. The Crystal Park Casino is located in the Los Angeles metropolitan area and within ten miles of Orange County. The Crystal Park Casino reopened with approximately 60 gaming tables, and focused primarily on the Asian gaming market by offering primarily the California games as opposed to poker. Collection rates for California games are significantly higher than for traditional poker games. The Crystal Park Casino operates a 280 room hotel, including 40 VIP suites, a restaurant and buffet, gift shop, and a lobby sports bar and lounge. The hotel operates under a Radisson Hotels International, Inc. ("Radisson") flag. The hotel operates under a 20 year License Agreement between Crystal Park LLC and Radisson, (which was signed in 1996). CCM is responsible for payments required under the License Agreement. Crystal Park LLC can terminate the License Agreement, at no cost, at the end of the third, fifth or tenth year.

Under the terms of the Amended and Restated Disposition and Development Agreement between Crystal Park LLC and the City of Compton, on August 2, 1995, Crystal Park LLC entered into a 50 year lease with the City of Compton for the hotel, parking and expansion parcels at the Crystal Park Casino site. Initial improvements made by Crystal Park LLC to construct, install and equip the Crystal Park Casino are credited against the annual base rent required under the lease. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014.

GOVERNMENT REGULATION Operation of the Crystal Park Casino is governed by the California Gaming Registration Act (the "CGRA") and is subject to the oversight of the California Attorney General (the "Attorney General"), and by the City of Compton. Under the CGRA, a California card club casino may only offer certain forms of card games, including Poker, Pai Gow, and California Blackjack. A California card club casino may not offer many of the card games and other games of chance permitted in Nevada.

Presently, CCM holds a valid gaming license from the City of Compton, and conditional registration from the Attorney General. A permanent registration will not be granted until the California Department of Justice completes its review of CCM's applications. The Attorney General has broad discretion to deny a gaming registration and may impose reasonably necessary conditions upon the granting of a gaming registration. Grounds for denial include felony convictions, criminal acts, convictions involving dishonesty, illegal gambling activities, and false statements on a gaming application. Such grounds also generally include having a financial interest in a business or organization that engages in gaming activities that are illegal under California law. In addition, the Attorney General possesses broad authority to suspend or revoke a gaming registration on any of the foregoing grounds, as well as for violation of any federal, state or local gambling law, failure to cooperate with the Attorney General in its oversight of the card club casino and failure to comply with any condition of the registration.

COMPETITION The Crystal Park Casino competes for players directly with card clubs in neighboring cities, including Hollywood Park, Inc.'s card club casino and three other card clubs within approximately 12 miles of the Crystal Park Casino, as well as card clubs located on Native American reservations. There are several Native American reservations in San Bernardino County, approximately 100 miles from the Crystal Park Casino. Two more local card clubs within 15 miles of the Crystal Park Casino are expected to open in 1998. California gaming establishments, such as the Crystal Park Casino, also face competition from casinos in Las Vegas and other gaming venues.

FEDERAL INCOME TAX MATTERS Crystal Park LLC is not directly subject to state or federal income taxes. Any income tax liability is the responsibility of the members of Crystal Park LLC.

EMPLOYEES  Crystal Park LLC does not have any employees.

OTHER Information concerning backlogs, sources and availability of raw materials is not material to the understanding of Crystal Park LLC's business.

Crystal Park LLC does not engage in material research activities relating to the development of new products or services, or the improvement of existing products or services.

Compliance with federal, state and local provisions which may have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon capital expenditures, earnings or the competitive position of Crystal Park LLC.

ITEM 2. PROPERTIES
------------------

Crystal Park LLC owns approximately six acres of land, a parking structure, and the ground floor of the Crystal Park Casino which houses approximately 40,000 square feet of gaming floor space and the lobby of the hotel, all in Compton, California. (See "Item 1. Description of Business" for a further discussion of the Crystal Park LLC property.) Crystal Park LLC has a 50 year lease, entered into in April 1995, with the City of Compton for the hotel, surrounding parking and adjacent expansion parcels.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are no material legal proceedings currently pending against Crystal Park LLC, nor is Crystal Park LLC a plaintiff in any currently pending material actions.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS
---------------------------------------------------------------------------

There is no market for the equity of Crystal Park LLC. Crystal Park LLC files reports under the Securities Exchange Act of 1934 due to its status as a non-wholly owned subsidiary guarantor (prior to December 31, 1997) of the 9.5% Senior Subordinated Notes due 2007 of Hollywood Park, Inc. and Hollywood Park Operating Company.

Crystal Park LLC is required to make quarterly distributions to the members pursuant to the relevant agreement. As of December 31, 1997, Crystal Park LLC was wholly owned by wholly owned subsidiaries of Hollywood Park, Inc. During the majority of 1997 Crystal Park LLC was 10.2% owned by minority members.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by Crystal Park LLC's management, including and without limitation the failure of the new operator/lessee to obtain and retain all required gaming approvals, the failure of the operator/lessee to generate sufficient cash flow to meet the rent requirements of the lease, and failure to maintain and grow market share due to increased local card club competition. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. For more information on the potential factors which could affect Crystal Park LLC's financial results, please review Hollywood Park's filings with the Securities and Exchange Commission.

GENERAL Due to CEI's default under its lease with Crystal Park LLC, as discussed below, in December 1997, Crystal Park LLC executed a 48 month lease with CCM. CCM reopened the Crystal Park Casino on December 26, 1997.

In December 1997, Hollywood Park, Inc., through its wholly owned subsidiary, HP Casino, purchased First Park's 3.4% interest in Crystal Park LLC for $1,000,000 (or its initial investment in Crystal Park LLC). In February 1998, HP Casino paid Redwood $2,000,000 (or its initial investment in Crystal Park LLC) for Redwood's 6.8% membership in Crystal Park LLC. With HP Casino's purchase of Redwood's membership in Crystal Park LLC, Crystal Park LLC is 100% owned by Hollywood Park, Inc.

On October 11, 1997, the Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. CEI closed the Crystal Park Casino on October 11, 1997.

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

                             RESULTS OF OPERATIONS

  Year ended December 31, 1997 compared to the approximately two month period
  ---------------------------------------------------------------------------
                            ended December 31, 1996
                            -----------------------

The Crystal Park Casino opened on October 25, 1996; therefore, the results of operations for 1996 cover the period October 25, 1996 through December 31, 1996, only. During the year ended December 31, 1997, Crystal Park LLC received actual cash lease rent from CEI of $2,150,000, and recorded, but wrote off as a bad debt, $50,000 of rent related to June 1997. Also included in lease rent revenue for 1997 was approximately $19,000 of rent associated with the CCM lease. CCM is current on lease rent payments. Administrative expenses of $491,000 in 1997 were primarily related to CEI's default under the lease, which included approximately $200,000 of costs associated with maintaining and securing the Crystal Park Casino subsequent to CEI's October 11, 1997, closure of the property, approximately $100,000 of uncollectable property taxes due from CEI under the lease, and approximately $170,000 of legal costs. Amortization of organization costs and other assets, and depreciation and amortization of real estate and leasehold interests increased during the year 1997 due to the business being open for nearly twelve months in 1997 compared to being open just two months in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

GENERAL Cash and cash equivalents increased by $483,000 during the year ended December 31, 1997, due to cash rent payments received by CEI, netted against CEI default related disbursements, payments for additional assets and payments to the members of Crystal Park LLC. The management of Crystal Park LLC believes that cash and cash equivalents, plus future cash lease rent payments from CCM, will be sufficient to meet Crystal Park LLC's anticipated cash requirements for the foreseeable future, although if necessary Hollywood Park, Inc. may be requested to fund any unfunded short term cash requirements.

GUARANTEE OF HOLLYWOOD PARK, INC. NOTES In August 1997, Hollywood Park, Inc. and Hollywood Park Operating Company issued $125,000,000 aggregate principal amount of 9.5% Senior Subordinated Notes due 2007 (the "Notes"). Payment of the principal, interest and other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Hollywood Park, Inc., including Crystal Park LLC. For more information concerning this guaranty and the Notes, see the Indenture governing the Notes (which is incorporated herein by reference) included as Exhibit 10.37 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Crystal Park LLC does not make any investments in market risk sensitive instruments of the type described in item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

Financial statements and accompanying footnotes are set forth on pages 9 through 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) Documents filed as part of this report

            1. The financial statements and associated footnotes are set forth in the index to Financial Statements and appear on pages 9 through 12.
            2.        Exhibits

   Exhibit
    Number                           Description of Exhibit
--------------        ---------------------------------------------------------
           3.1        Articles of Organization of Crystal Park Hotel and Casino
                      Development Company, LLC are hereby incorporated by reference to Exhibit 3.11 to Hollywood Park, Inc.'s
                      Amendment No. 1 to Registration Statement on Form S-4 dated October 30, 1997.
           3.2        Operating Agreement of Crystal Park Hotel and Casino
                      Development Company, LLC is hereby incorporated by reference to Exhibit 3.12 to Hollywood Park, Inc.'s
                      Amendment No. 1 to Registration Statement on Form S-4 dated October 30, 1997.
           4.1        Indenture, dated August 1, 1997, by and among Hollywood
                      Park, Inc., Hollywood Park Operating Company, Hollywood
                      Park Food Services, Inc., HP/Compton, Inc., Crystal Park

                      Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc. and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 of Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
          10.1 Agreement, by and between Crystal Park Hotel and Casino Development Company, LLC and Compton Entertainment, Inc., dated September 12, 1997, is hereby incorporated by reference to Exhibit 10.39 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
          10.2 Amended and Restated Disposition and Development Agreement of Purchase and Sale, and Lease with Option to Purchase, dated August 2, 1995, by and between the Community Redevelopment Agency of the City of Compton and Compton Entertainment, Inc. is hereby incorporated by reference to
                      Exhibit 10.16 of Hollywood Park, Inc.'s Quarterly Report of Form 10-Q for the quarter ended September 30, 1995.
          10.4 License Agreement, dated June 27, 1996, by and between HP/Compton, Inc., and Radisson Hotels International, Inc. is hereby incorporated by reference to Exhibit 10.17 of Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
          10.5 Assignment, Assumption and Consent Agreement, by and among HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park, Inc. and The Community Redevelopment Agency of the City of Compton, dated July 18, 1996, is hereby incorporated by reference to Exhibit 10.15 of Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
          10.6 Purchase Agreement, dated August 1, 1997, by and among Hollywood Park, Inc., Hollywood Park Operating Company, Hollywood Park Food Services, Inc., HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc. and the Initial Purchasers is hereby incorporated by reference to Exhibit 10.36 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
          10.7 Lease, by and between Crystal Park Hotel and Casino Development Company, LLC and California Casino Management, Inc., dated December 19, 1997, is hereby incorporated by reference to Exhibit 10.41 to Hollywood Park, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
          27.1        Financial Data Schedule

(b) Reports on Form 8-K
                      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CRYSTAL PARK HOTEL AND CASINO DEVELOPMENT COMPANY, LLC
                    (Registrant)

By:   HP/Compton, Inc.,
      a California corporation
Its:  Manager



By:    /s/ G. Michael Finnigan                        March 27, 1998
   ---------------------------
      G. Michael Finnigan
      Vice President and
      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and the dates indicated.


HP/COMPTON, INC.
Manager of Crystal Park Hotel and
Casino Development Company, LLC



By:    /s/ R.D. Hubbard                               March 27, 1998
   --------------------
      R.D. Hubbard
      Director and President of
      HP/Compton, Inc.

             Crystal Park Hotel and Casino Development Company, LLC


                         Index to Financial Statements
              as of the dates and for the periods indicated below



Report of Independent Public Accountants

Balance Sheets as of December 31, 1997, and December 31, 1996....    9

Statements of Operations for the year ended December 31, 1997,
    and Inception through December 31, 1996......................   10

Statements of Changes in Members' Equity for the year ended
    December 31, 1997, and Inception through December 31, 1996...   11

Statement of Cash Flows for the year ended December 31, 1997,
    and Inception through December 31, 1996......................   12

Notes to Financial Statements....................................   13

Schedules not included herewith have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members of
Crystal Park Hotel and Casino Development Company, LLC:

We have audited the accompanying balance sheets of Crystal Park Hotel and Casino Development Company, LLC (a California limited liability company) ("Crystal Park LLC") as of December 31, 1997 and 1996, and the related statements of operations, members' equity and cash flows for the year ended December 31, 1997 and for the period from July 18, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of Crystal Park LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal Park Hotel and Casino Development Company, LLC as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from July 18, 1996 to December 31, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Los Angeles, California
February 18, 1998, except for
the last sentence in the second
paragraph of Note 1 as to which
the date is February 27, 1998

            Crystal Park Hotel and Casino Development Company, LLC
                                Balance Sheets

                                                                         As of December 31,
                                                                   ---------------------------
                                                                       1997          1996
                                                                   ------------   ------------
                                                                        (in thousands)
                      Assets
Real estate and leasehold interests held for investment:
    Land and land lease                                              $ 2,663        $ 2,663
    Buildings                                                          1,404          1,404
    Leasehold interests and improvements                              20,403         19,457
    Less accumulated depreciation and amortization                    (1,764)          (271)
                                                                     -------        -------
                                                                      22,706         23,253
                                                                     -------        -------

Cash and cash equivalents                                                683            200
Rent and other receivables                                               167            229
Organization costs, net                                                  498            452
Other assets, net                                                      5,057          5,210
                                                                     -------        -------
                                                                     $29,111        $29,344
                                                                     =======        =======
--------------------------------------------------------------------------------------------

         Liabilities and Members' Equity
Accounts payable                                                        $477             $1
Security deposit                                                           0            200
                                                                     -------        -------
      Total liabilities                                                  477            201

Members' equity:
    HP/Compton, Inc.                                                  25,715         26,128
    Redwood Gaming, LLC                                                1,946          2,010
    HP Casino, Inc.                                                      973              0
    First Park Investments, LLC                                            0          1,005
                                                                     -------        -------
      Total members' equity                                           28,634         29,143
                                                                     -------        -------
                                                                     $29,111        $29,344
                                                                     =======        =======

------
See accompanying notes to financial statements.

            Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Operations

                                                                               For the year
                                                                                  ended       Inception to
                                                                               December 31,   December 31,
                                                                                   1997           1996
                                                                               -----------    -----------
                                                                                       (in thousands)
Revenues:
  Lease rent                                                                        $2,221           $445

Expenses:
  Administrative                                                                       491              1
  Amortization of organization costs and other assets                                  284             48
  Depreciation and amortization of real estate and leasehold interests               1,493            271
                                                                               -----------    -----------
                                                                                     2,268            320
                                                                               -----------    -----------
Net income (loss)                                                                     ($47)          $125
                                                                               ===========    ===========

---------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

            Crystal Park Hotel and Casino Development Company, LLC
                         Statements of Members' Equity


                                                                     Redwood       First Park
                              HP/Compton, Inc.   HP Casino, Inc.   Gaming, LLC    Investments, LLC        Total
                              ----------------   ---------------   ------------   ----------------     ------------
                                                                  (in thousands)
Capital contributions               $26,018             $0             $2,000             $1,000            $29,018
Net income                              110              0                 10                  5                125
                                 -----------    -----------        -----------        -----------        -----------
  BALANCE AT YEAR END 1996           26,128              0              2,010              1,005             29,143
Capital contributions                   415              0                  0                  0                415
Transfer of member interest               0            977                  0               (977)                 0
Net income (loss)                       (40)            (4)                (5)                 2                (47)
Capital distributions                  (788)             0                (59)               (30)              (877)
                                 -----------    -----------        -----------        -----------        -----------
  BALANCE AT YEAR END 1997          $25,715           $973             $1,946                 $0            $28,634
                                 ===========    ===========        ===========        ===========        ===========

--------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996. Crystal Park Hotel and Casino Development Company, LLC was formed July 18, 1996.

            Crystal Park Hotel and Casino Development Company, LLC
                           Statements of Cash Flows

                                                                         For the year
                                                                            ended       Inception to
                                                                         December 31,   December 31,
                                                                             1997          1996
                                                                         ------------   ------------
                                                                              (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                              ($47)          $125
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                               1,777            319
    Decrease (increase) in rent and other receivables                              62           (229)
    Decrease in organization costs and other assets                              (177)          (216)
    Increase in accounts payable                                                  476              1
    (Decrease) increase in security deposit                                      (200)           200
                                                                         ------------   ------------
      Net cash provided by operating activities                                 1,891            200
                                                                         ------------   ------------
Cash flows from investing activities:
  Additions to leasehold interests and improvements                              (531)             0
                                                                         ------------   ------------
      Net cash used in investing activities                                      (531)             0
                                                                         ------------   ------------
Cash flows from financing activities:
  Payments to majority member                                                    (788)             0
  Payments to minority members                                                    (89)             0
                                                                         ------------   ------------
      Net cash used for financing activities                                     (877)             0
                                                                         ------------   ------------
    Increase in cash and cash equivalents                                         483            200
    Cash and cash equivalents at the beginning of the period                      200              0
                                                                         ------------   ------------
    Cash and cash equivalents at the end of the period                           $683           $200
                                                                         ============   ============

Supplemental disclosure of non-cash transactions:
    Contribution of real estate and improvements by majority member              $415        $20,776
                                                                          ===========    ===========
    Contribution of other assets by majority member                                --         $5,242
                                                                          ===========    ===========
    Contribution by minority members                                               --         $3,000
                                                                          ===========    ===========

-------
See accompanying notes to financial statements.
Crystal Park Hotel and Casino opened for business on October 25, 1996.
Crystal Park Hotel and Casino Development Company was formed on July 18, 1996.

             Crystal Park Hotel and Casino Development Company, LLC
                         Notes to Financial Statements


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Annual Report on Form 10-K, in the opinion of management, reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results.

GENERAL Crystal Park Hotel and Casino Development Company, LLC ("Crystal Park LLC") was formed in July 1996, to renovate and lease (to an unaffiliated third party) a California card club casino and hotel (the "Crystal Park Casino"). The Crystal Park Casino initially opened under a lease to an unaffiliated third party on October 25, 1996. As of December 31, 1997, Crystal Park LLC was 89.8% owned by HP/Compton, Inc. ("HP/Compton"), and 10.2% owned by HP Casino, Inc. ("HP Casino") (both wholly owned subsidiaries of Hollywood Park, Inc.). On December 4, 1997, HP Casino purchased 3.4% of Crystal Park LLC from First Park Investments, LLC ("First Park") for $1,000,000 (the amount initially invested by First Park), and as of December 31, 1997, HP Casino purchased Redwood Gaming, LLC's ("Redwood") 6.8% membership in Crystal Park LLC for $2,000,000 (the amount initially invested by Redwood), paid on February 27, 1998.

Current California law does not allow publicly traded companies, such as Hollywood Park, Inc., to operate a card club, other than on the same premises as a race track. Therefore, Crystal Park LLC leases the facility to CCM under a 48 month, triple net lease executed on December 19, 1997. Rent under the lease is fixed at $100,000 for the first six months, $350,000 for months 7 though 18, and $550,000 for months 19 through 48. Crystal Park LLC does not participate in any gaming or hotel revenues from the Crystal Park Casino. As of this filing CCM was current on rent payments. Under the new lease with CCM, if California law is changed to allow Hollywood Park, Inc. to operate the Crystal Park Casino, Crystal Park LLC will operate the property in a partnership with CCM, with Crystal Park LLC owning 90% of the business.

Previously, the Crystal Park Casino was under lease to Compton Entertainment, Inc. ("CEI"). On November 4, 1997, Crystal Park LLC obtained a judgment in an action for unlawful detainer against CEI, due to CEI's failure to pay a portion of the June 1997 rent and to make required additional rent payments. In October 1997, the California Attorney General revoked CEI's conditional gaming registration, and the City of Compton revoked CEI's city gaming license. CEI closed the Crystal Park Casino on October 11, 1997.

CCM reopened the Crystal Park Casino on December 26, 1997. The Crystal Park Casino is located in the Los Angeles metropolitan area and within ten miles of Orange County. The Crystal Park Casino reopened with approximately 60 gaming tables, and focused primarily on the Asian gaming market by offering primarily the California games as opposed to poker. Collection rates for California games are significantly higher than for traditional poker games. The Crystal Park Casino operates a 280 room hotel, including 40 VIP suites, a restaurant and buffet, gift shop, and a lobby sports bar and lounge. The hotel operates under a Radisson Hotels International, Inc. ("Radisson") flag. The hotel operates under a 20 year License Agreement between HP/Compton and Radisson, (which was signed in 1996). CCM is responsible for payments required under the License Agreement. HP/Compton can terminate the License Agreement, at no cost to HP/Compton, at the end of the third, fifth or tenth year.

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

REAL ESTATE AND LEASEHOLD INTERESTS HELD FOR INVESTMENT Depreciation and amortization of buildings and building improvements, and leasehold interests are calculated using the straight line method over a 40 year estimated useful life. Furniture and equipment is being depreciated on a straight line basis over a three to ten year life.

ORGANIZATION COSTS Organization costs were capitalized and are being amortized on a straight-line basis over five years.

INCOME TAXES Crystal Park LLC is not subject to state or federal income taxes. Crystal Park LLC's income or loss is allocated to its members and included in their respective income tax returns.

RECLASSIFICATIONS Certain reclassifications have been made to prior periods to be consistent with the 1997 financial statement presentation.

NOTE 2 -- REAL ESTATE AND LEASEHOLD INTERESTS HELD FOR INVESTMENT

Leasehold interests relate to a capital lease between HP/Compton and the City of Compton covering the hotel, surrounding parking and expansion parcels at the Crystal Park Casino site. The lease transfers substantially all benefits and risks incidental to the ownership of the property to Crystal Park LLC.

The lease was executed on August 3, 1995, and has a term of up to 50 years. The cost of the initial improvements to the Crystal Park Casino are credited against the annual base rent due from Crystal Park LLC to the City of Compton. The annual rent payments start at $600,000 and increase every fifth year until year 46, when they stabilize at $2,850,000. No cash rent payments are expected to be made until after the nineteenth year of the lease, or 2014. Crystal Park LLC has the option to either (i) purchase all of the leasehold parcels at an amount based on a formula defined in the lease agreement, or (ii) purchase only the hotel and parking leasehold parcels at a fixed price. Crystal Park LLC's management expects that in the normal course of business, and after the rent credits are fully utilized, it is probable that they will exercise the option to purchase the hotel and parking leasehold parcels only. If the option is exercised after the rent credits are fully utilized, the future minimum lease rent payments for the remaining lease term total approximately $3,350,000. The present value of the future minimum lease payments, after a reduction of $2,700,000 for imputed interest based on Crystal Park LLC's incremental borrowing rate, is approximately $650,000.

Crystal Park LLC incurred costs of approximately $23,000,000 to renovate and equip the Crystal Park Casino, and as previously mentioned, Crystal Park LLC receives a credit against rent due to the City of Compton. The $23,000,000 is applied against the lease rent on a dollar for dollar basis until the $23,000,000 is fully utilized. Essentially, Crystal Park LLC has prepaid the rent for the first eighteen years of the lease. This prepayment was considered in determining the present value of the future minimum lease payments.

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

NOTE 4 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with current accounting standards, management uses estimated expected future cash flows (undiscounted and excluding interest costs, and grouped at the lowest level for which there are identifiable cash flows that are as independent as possible of other asset groups) to measure the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset an impairment loss would be recognized.
An impairment loss would be measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset, with the fair value measured as the amount at which the asset could be bought or sold in a current transaction between willing parties, other than in a forced liquidation sale. The estimation of expected future cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future net cash flows, market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions used in the impairment review analysis the changes could result in an adjustment to the carrying amount of the assets, but at no time would previously recognized impairment losses be restored.

NOTE 5 -- FUTURE LEASE RENT REVENUE

On December 19, 1997, Crystal Park LLC and CCM entered into a 48 month lease for the Crystal Park Casino. Lease rent is fixed at $100,000 for the first six months, $350,000 for months 7 through 18, and $550,000 for months 19 through 48. As of this filing CCM was current on rent payments.

As of December 31, 1997, the future cash rent receivable from CCM for the balance of the lease is as follows:

YEAR ENDED:                                  (in
                                          thousands)
  December 31, 1998                          $ 2,700
  December 31, 1999                            5,400
  December 31, 2000                            6,600
  December 31, 2001                            6,600
                                         -----------
    Total                                    $21,300
                                         ===========

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

On August 6, 1997, Hollywood Park, Inc. and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park, Inc.), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Crystal Park, LLC. This Annual Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned (prior to December 31, 1997) by the issuers of the Notes.

             Crystal Park Hotel and Casino Development Company, LLC



 Exhibit
  Number                             Exhibit Index                          Page
----------                           -------------                          ----

   27.1                         Financial Data Schedule                       1